Form 10-K
period 2021-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2019-GC41
filed 2022-03-30
CIK 1783287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”), (i) as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced, (ii) as trustee and custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced, (iii) as trustee and custodian under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced, and (iv) as trustee and custodian under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Item 15. Exhibits and Financial Statement Schedules.

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

[4]

The Zappettini Portfolio mortgage loan, which represented approximately 4.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The CIRE Equity Retail & Industrial Portfolio mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Centre mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan, The Centre mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2019-B12 PSA. Effective as of June 11, 2021, Trimont Real Estate Advisors, LLC was terminated as the special servicer with respect to The Centre loan combination under the Benchmark 2019-B12 PSA and CWCapital Asset Management LLC has been appointed to act as successor special servicer with respect to The Centre loan combination under the Benchmark 2019-B12 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on June 11, 2021 under Commission File No. 333-228597-02.

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

[6]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) KeyBank National Association, as servicer under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced, (ii) Trimont Real Estate Advisors, LLC, as special servicer under the Benchmark 2019-B12 PSA prior to June 11, 2021 pursuant to which The Centre mortgage loan is serviced, (iii) CWCapital Asset Management LLC, as special servicer under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced and (iv) CWCapital Asset Management LLC as special servicer with respect The Centre loan combination on and after June 11, 2021 under the Benchmark 2019-B12 PSA pursuant to which The Centre mortgage loan is serviced, are not included in this report on Form 10-K because each of KeyBank National Association, Trimont Real Estate Advisors, LLC and CWCapital Asset Management LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Hudson Yards 2019-30HY TSA, the MSC 2019-H7 PSA, the MFTII 2019-B3B4 TSA and the Benchmark 2019-B13 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the Hudson Yards 2019-30HY TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the Hudson Yards 2019-30HY TSA during the year ended December 31, 2021 and, pursuant to the terms of the Hudson Yards 2019-30HY TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.8a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.8b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.1)

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.7)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

33.13a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.8a)

33.13b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.8b)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 33.7)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 33.8a)

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 33.8b)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 33.1)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan and the CIRE Equity Retail & Industrial Portfolio mortgage loan are serviced (see Exhibit 33.1)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 33.12)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 33.4)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 33.5)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.1)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.3)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.8a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.8b)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the CGCMT 2019-GC41 PSA
33.25a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

33.25b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

33.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 33.25a)

33.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 33.25b)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 33.24)

33.28a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.25a)

33.28b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.25b)

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
34.6

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.8a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.8b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicing function participant under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.1)

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.7)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

34.13a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.8a)

34.13b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.8b)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 34.7)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 34.8a)

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 34.8b)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 34.1)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan and the CIRE Equity Retail & Industrial Portfolio mortgage loan are serviced (see Exhibit 34.1)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 34.12)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 34.4)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 34.5)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 34.1)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 34.3)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 34.8a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 34.8b)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the CGCMT 2019-GC41 PSA
34.25a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

34.25b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

34.26a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 34.25a)

34.26b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 34.25b)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 34.24)

34.28a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 34.25a)

34.28b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 34.25b)

35	Servicer compliance statements.[7]
35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer
35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator
35.4	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

[7]

This annual report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as servicer under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced, (ii) Trimont Real Estate Advisors, LLC, as special servicer under the Benchmark 2019-B12 PSA prior to June 11, 2021 pursuant to which The Centre mortgage loan is serviced, (iii) CWCapital Asset Management LLC, as special servicer under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced, (iv) CWCapital Asset Management LLC as special servicer with respect The Centre mortgage loan on and after June 11, 2021 under the Benchmark 2019-B12 PSA pursuant to which The Centre mortgage loan is serviced and (v) Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced, because each of KeyBank National Association, Trimont Real Estate Advisors, LLC, CWCapital Asset Management LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Citibank, N.A as certificate administrator under the Benchmark 2019-B12 PSA and (ii) Wells Fargo Bank, National Association as certificate administrator under the Hudson Yards 2019-30HY TSA, the MSC 2019-H7 PSA, the MFTII 2019-B3B4 TSA and the Benchmark 2019-B13 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

35.5

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 35.1)

35.6	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 35.4)
35.7

Servicer compliance statement, Situs Holdings, LLC, as special servicer under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 35.4)

35.8

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 35.1)

35.9

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan and the CIRE Equity Retail & Industrial Portfolio mortgage loan are serviced (see Exhibit 35.1)

35.10

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 35.1)

99.1

Mortgage Loan Purchase Agreement, dated as of August 1, 2019, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated August 20, 2019, and filed by the registrant on August 20, 2019 under Commission File No. 333-228597-02, and is incorporated by reference herein).

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

Date: March 30, 2022

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President