Form 10-K
period 2022-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2019-GC41
filed 2023-03-31
CIK 1783287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

388 Greenwich Street Trading, 4th Floor

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Not Applicable

EXPLANATORY NOTES

1 The 30 Hudson Yards mortgage loan, which represented approximately 7.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 30 Hudson Yards mortgage loan and the related companion loan(s) are serviced pursuant to the Hudson Yards 2019-30HY TSA.

2 The Grand Canal Shoppes mortgage loan, which represented approximately 4.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Grand Canal Shoppes mortgage loan and the related companion loan(s) are serviced pursuant to the MSC 2019-H7 PSA. Effective as of June 15, 2020, LNR Partners, LLC was terminated as the special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA and Situs Holdings, LLC has been appointed to act as successor special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on June 15, 2020 under Commission File No. 333-228597-02.

3 The Moffett Towers II Buildings 3 & 4 mortgage loan, which represented approximately 4.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Moffett Towers II Buildings 3 & 4 mortgage loan and the related companion loan(s) are serviced pursuant to the MFTII 2019-B3B4 TSA.

4 The Zappettini Portfolio mortgage loan, which represented approximately 4.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The CIRE Equity Retail & Industrial Portfolio mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Centre mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan, The Centre mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2019-B12 PSA. Effective as of June 11, 2021, Trimont Real Estate Advisors, LLC was terminated as the special servicer with respect to The Centre loan combination under the Benchmark 2019-B12 PSA and CWCapital Asset Management LLC has been appointed to act as successor special servicer with respect to The Centre loan combination under the Benchmark 2019-B12 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on June 11, 2021 under Commission File No. 333-228597-02.

5 The Wind Creek Leased Fee mortgage loan, which represented approximately 3.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Wind Creek Leased Fee mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2019-B13 PSA. Effective as of June 24, 2022, CWCapital Asset Management LLC was terminated as the special servicer under the Benchmark 2019-B13 PSA and LNR Partners, LLC has been appointed to act as successor special servicer under the Benchmark 2019-B13 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on June 24, 2022 under Commission File. No. 333-228597-02.

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) KeyBank National Association, as servicer under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced, (ii) CWCapital Asset Management LLC, as special servicer prior to June 24, 2022 under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced, (iii) LNR Partners, LLC, as special servicer on and after June 24, 2022 under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced and (iv) CWCapital Asset Management LLC as special servicer with respect The Centre loan combination under the Benchmark 2019-B12 PSA pursuant to which The Centre mortgage loan is serviced, are not included in this report on Form 10-K because each of KeyBank National Association, CWCapital Asset Management LLC and LNR Partners, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Hudson Yards 2019-30HY TSA, the MSC 2019-H7 PSA, the MFTII 2019-B3B4 TSA and the Benchmark 2019-B13 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the Hudson Yards 2019-30HY TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the Hudson Yards 2019-30HY TSA during the year ended December 31, 2022 and, pursuant to the terms of the Hudson Yards 2019-30HY TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

7 This annual report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as servicer under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced, (ii) CWCapital Asset Management LLC, as special servicer prior to June 24, 2022 under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced, (iii) LNR Partners, LLC, as special servicer on and after June 24, 2022 under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (iv) CWCapital Asset Management LLC as special servicer with respect The Centre mortgage loan under the Benchmark 2019-B12 PSA pursuant to which The Centre mortgage loan is serviced and (v) Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced, because each of KeyBank National Association, CWCapital Asset Management LLC, LNR Partners, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Citibank, N.A as certificate administrator under the Benchmark 2019-B12 PSA and (ii) Wells Fargo Bank, National Association as certificate administrator under the Hudson Yards 2019-30HY TSA, the MSC 2019-H7 PSA, the MFTII 2019-B3B4 TSA and the Benchmark 2019-B13 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

4.2

Trust and Servicing Agreement, dated as of July 6, 2019 (the “Hudson Yards 2019-30HY TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Situs Holdings, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 20, 2019, and filed by the registrant on August 20, 2019 under Commission File No. 333-228597-02, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Pooling and Servicing Agreement, dated as of July 1, 2019 (the “MSC 2019-H7 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated August 20, 2019, and filed by the registrant on August 20, 2019 under Commission File No. 333-228597-02, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Trust and Servicing Agreement, dated as of July 11, 2019 (the “MFTII 2019-B3B4 TSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated August 20, 2019, and filed by the registrant on August 20, 2019 under Commission File No. 333-228597-02, and is incorporated by reference herein). (see Explanatory Note #3)

4.5

Pooling and Servicing Agreement, dated as of August 1, 2019 (the “Benchmark 2019-B12 PSA”), by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, Pacific Life Insurance Company, and CWCapital Asset Management LLC (as succesor to Trimont Real Estate Advisors, LLC), each as a special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated August 20, 2019, and filed by the registrant on August 20, 2019 under Commission File No. 333-228597-02, and is incorporated by reference herein).[4] (see Explanatory Note #4)

4.6

Pooling and Servicing Agreement, dated as of October 1, 2019 (the “Benchmark 2019-B13 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as trustee, certificate administrator, paying agent and custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 5, 2020 under Commission File No. 333-228597-02, and is incorporated by reference herein). (see Explanatory Note #5)

31	Rule 15d-14(d) Certification
33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #6)
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer
33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the CGCMT 2019-GC41 PSA

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.9a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.9b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.1)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.8)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.9a)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.9b)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 33.8)

33.17a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 33.9a)

33.17b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 33.9b)

3.18a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 33.15a)

3.18b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 33.15b)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 33.1)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan and the CIRE Equity Retail & Industrial Portfolio mortgage loan are serviced (see Exhibit 33.1)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 33.13)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 33.4)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 33.5)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 33.6)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.1)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.3)

33.27a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.9a)

33.27b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.9b)

33.28a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.15a)

33.28b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 33.15b)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.9a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.9b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.1)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.8)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.9a)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.9b)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 34.8)

34.17a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 34.9a)

34.17b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 34.9b)

34.18a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 34.15a)

34.18b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MFTII 2019-B3B4 TSA pursuant to which the Moffett Towers II Buildings 3 & 4 mortgage loan is serviced (see Exhibit 34.15b)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 34.1)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan and the CIRE Equity Retail & Industrial Portfolio mortgage loan are serviced (see Exhibit 34.1)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 34.13)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 34.4)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 34.5)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B12 PSA pursuant to which The Zappettini Portfolio mortgage loan, the CIRE Equity Retail & Industrial Portfolio mortgage loan and The Centre mortgage loan are serviced (see Exhibit 34.6)

34.27a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 34.9a)

34.27b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 34.9b)

34.28a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 34.15a)

34.28b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the Wind Creek Leased Fee mortgage loan is serviced (see Exhibit 34.15b)

35	Servicer compliance statements. (see Explanatory Note #7)
35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer
35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced
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

Date: March 30, 2023

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President